Form 10-K
period 2007-12-31
Morgan Stanley Capital I Trust 2007-TOP25
filed 2008-03-28
CIK 1384627

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-130684-22

      Morgan Stanley Capital I Trust 2007-TOP25
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Bear Stearns Commercial Mortgage, Inc.
      Morgan Stanley Mortgage Capital Holdings LLC, successor-in-interest by merger to Morgan Stanley Mortgage Capital Inc.
      Wells Fargo Bank, N.A.
      Principal Commercial Funding II, LLC
      (exact name of the sponsors as specified in their charters)



  New York                                54-2198830
  (State or other jurisdiction of         54-2198831
  incorporation or organization of        54-2198832
  issuing entity)                         54-6737501
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   1585 Broadway
   New York, NY                                10036
   (Address of principal executive            (Zip Code of issuing
   offices of issuing entity)                 entity)


 Issuing entity's telephone number, including area code: (212) 761-4000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.*

    Yes ___     No  X



  * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*

    Yes ___     No  X



  * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

    Yes  X      No ___



  * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2007. The issuing entity has filed a Form 15.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Pooling and Servicing Agreement, dated as of January 1, 2007, by and between Morgan Stanley Capital I Inc., Wells Fargo Bank, National Association, as master servicer, ARCap Servicing, Inc. (predecessor to Centerline Servicing Inc.) , as special servicer, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as paying agent. (Filed as
  Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in Part IV.

  Schedules I, II, III and IV to the Pooling and Servicing Agreement, dated as of January 1, 2007, by and between Morgan Stanley Capital I Inc., Wells Fargo Bank, National Association, as master servicer, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as paying agent. (Filed as Exhibit
  4.1 of the Registrant's Current Report on Form 8-K filed on July 12, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in
  Part IV.

  Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Inc. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Bear Stearns Commercial Mortgage, Inc. (Filed as Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in Part IV.

  Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Principal Commercial Funding II, LLC. (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in Part IV.

  Primary Servicing Agreement, dated as of January 1, 2007, by and between Wells Fargo Bank, National Association, as master servicer and Principal Global Investors, LLC. (Filed as Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22)) and incorporated by reference in Part IV.



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

Not applicable.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Not applicable.



Item 1117 of Regulation AB, Legal Proceedings.

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in the 424(b)(5) Prospectus filed on January 25, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Form 10-K as Exhibit 33.2 the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1) Pooling and Servicing Agreement, dated as of January 1, 2007, by and between Morgan Stanley Capital I Inc., Wells Fargo Bank,
        National Association, as master servicer, ARCap Servicing,
        Inc. (predecessor to Centerline Servicing Inc.) , as special servicer, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as paying agent.
        (Filed as Exhibit 99.1 of the Registrant's Current Report on
        Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

  (4.2) Schedules I, II, III and IV to the Pooling and Servicing Agreement, dated as of January 1, 2007, by and between Morgan Stanley
        Capital I Inc., Wells Fargo Bank, National Association, as master servicer, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as paying agent. (Filed as Exhibit
        4.1 of the Registrant's Current Report on Form 8-K filed on
        July 12, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. f/k/a ARCap Servicing, Inc. as Special Servicer
    33.2 LaSalle Bank National Association as Trustee and as Custodian
    33.3 Principal Global Investors, LLC as Primary Servicer
    33.4 Wells Fargo Bank, N.A. as Paying Agent
    33.5 Wells Fargo Bank, N.A. as Master Servicer for the 225 South Sixth Street loan
    33.6 Wells Fargo Bank, N.A. as Master Servicer



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. f/k/a ARCap Servicing, Inc. as Special Servicer
    34.2 LaSalle Bank National Association as Trustee and as Custodian
    34.3 Principal Global Investors, LLC as Primary Servicer
    34.4 Wells Fargo Bank, N.A. as Paying Agent
    34.5 Wells Fargo Bank, N.A. as Master Servicer for the 225 South Sixth Street loan
    34.6 Wells Fargo Bank, N.A. as Master Servicer



   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. f/k/a ARCap Servicing, Inc. as Special Servicer
    35.2 Principal Global Investors, LLC as Primary Servicer
    35.3 Wells Fargo Bank, N.A. as Paying Agent
    35.4 Wells Fargo Bank, N.A. as Master Servicer for the 225 South Sixth Street loan
    35.5 Wells Fargo Bank, N.A. as Master Servicer



   (99.1) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Inc. (Filed as Exhibit 99.2 of the
          Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Bear Stearns Commercial Mortgage, Inc. (Filed as Exhibit 99.3 of the
          Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Wells Fargo
          Bank, National Association. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.4) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Principal
          Commercial Funding II, LLC. (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.5) Primary Servicing Agreement, dated as of January 1, 2007, by and between Wells Fargo Bank, National Association, as master servicer and Principal Global Investors, LLC. (Filed as
          Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number
          333-130684-22) and incorporated by reference).

   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Warren Friend
   Warren Friend, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of January 1, 2007, by and between Morgan Stanley Capital I Inc., Wells Fargo Bank,
         National Association, as master servicer, ARCap Servicing,
         Inc. (predecessor to Centerline Servicing Inc.) , as special servicer, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as paying agent.
         (Filed as Exhibit 99.1 of the Registrant's Current Report on
         Form 8-K filed on February 14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (4.2) Schedules I, II, III and IV to the Pooling and Servicing Agreement, dated as of January 1, 2007, by and between Morgan Stanley
         Capital I Inc., Wells Fargo Bank, National Association, as master servicer, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee, and Wells Fargo Bank, National Association, as paying agent. (Filed as Exhibit
         4.1 of the Registrant's Current Report on Form 8-K filed on
         July 12, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Centerline Servicing Inc. f/k/a ARCap Servicing, Inc. as Special Servicer
    33.2 LaSalle Bank National Association as Trustee and as Custodian
    33.3 Principal Global Investors, LLC as Primary Servicer
    33.4 Wells Fargo Bank, N.A. as Paying Agent
    33.5 Wells Fargo Bank, N.A. as Master Servicer for the 225 South Sixth Street loan
    33.6 Wells Fargo Bank, N.A. as Master Servicer


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Centerline Servicing Inc. f/k/a ARCap Servicing, Inc. as Special Servicer
    34.2 LaSalle Bank National Association as Trustee and as Custodian
    34.3 Principal Global Investors, LLC as Primary Servicer
    34.4 Wells Fargo Bank, N.A. as Paying Agent
    34.5 Wells Fargo Bank, N.A. as Master Servicer for the 225 South Sixth Street loan
    34.6 Wells Fargo Bank, N.A. as Master Servicer


   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. f/k/a ARCap Servicing, Inc. as Special Servicer
    35.2 Principal Global Investors, LLC as Primary Servicer
    35.3 Wells Fargo Bank, N.A. as Paying Agent
    35.4 Wells Fargo Bank, N.A. as Master Servicer for the 225 South Sixth Street loan
    35.5 Wells Fargo Bank, N.A. as Master Servicer


   (99.1) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Inc. (Filed as Exhibit 99.2 of the
          Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Bear Stearns Commercial Mortgage, Inc. (Filed as Exhibit 99.3 of the
          Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Wells Fargo
          Bank, National Association. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.4) Mortgage Loan Purchase Agreement, dated as of January 19, 2007, by and between Morgan Stanley Capital I Inc. and Principal
          Commercial Funding II, LLC. (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on February
          14, 2007 (Commission File Number 333-130684-22) and incorporated by reference).

   (99.5) Primary Servicing Agreement, dated as of January 1, 2007, by and between Wells Fargo Bank, National Association, as master servicer and Principal Global Investors, LLC. (Filed as
          Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on February 14, 2007 (Commission File Number
          333-130684-22) and incorporated by reference).